Form 10-K
period 2005-12-31
Banc of America Funding 2005-8 Trust
filed 2006-03-29
CIK 1348364

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-121559-15


        Banc of America Funding Corporation
        Mortgage Pass-Through Certificates
        Series 2005-8

     (Exact name of registrant as specified in its charter)


                                                     54-2188685
                                                     54-2188686
    New York                                         54-2188687
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ____


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.



      Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.





                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer, the Securities Administrator or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.




                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Securities Administrator indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 26.

  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.




                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents field as part of this Annual Report on Form 10-K:

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on January 17, 2006).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification


     (99.1) Annual Report of Independent Registered Public Accounting Firm concerning servicing activities for the year ended December 31, 2005.


      a) GMAC Mortgage Corporation, as Servicer <F1>
      b) National City Mortgage Co., as Servicer <F1>
      c) PHH Mortgage Corporation, as Servicer <F1>
      d) Residential Funding Corporation, as Servicer <F1>
      e) SunTrust Mortgage, Inc., as Servicer <F1>
      f) Washington Mutual Bank, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) GMAC Mortgage Corporation, as Servicer <F1>
      b) National City Mortgage Co., as Servicer <F1>
      c) PHH Mortgage Corporation, as Servicer <F1>
      d) Residential Funding Corporation, as Servicer <F1>
      e) SunTrust Mortgage, Inc., as Servicer <F1>
      f) Washington Mutual Bank, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2005.


      a) GMAC Mortgage Corporation, as Servicer <F1>
      b) National City Mortgage Co., as Servicer <F1>
      c) PHH Mortgage Corporation, as Servicer <F1>
      d) Residential Funding Corporation, as Servicer <F1>
      e) SunTrust Mortgage, Inc., as Servicer <F1>
      f) Washington Mutual Bank, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Servicer <F1>
      h) Wells Fargo Bank, N.A., as Master Servicer <F1>



     (99.4) Schedule of Year-to-Date Principal and Interest Distributions to
            Certificateholders.

            Not Applicable.

   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c) Not Applicable.





                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Banc of America Funding Corporation
    Mortgage Pass-Through Certificates
    Series 2005-8
    (Registrant)


  Signed: Wells Fargo Bank, N.A., as Master Servicer

  By:     Chris Regnier, Vice President

  By: /s/ Chris Regnier, Vice President

  Dated: March 29, 2006




  Exhibit Index

  Exhibit No.

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on January 17, 2006).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification


     (99.1) Annual Report of Independent Registered Public Accounting Firm concerning servicing activities for the year ended December 31, 2005.


      a) GMAC Mortgage Corporation, as Servicer <F1>
      b) National City Mortgage Co., as Servicer <F1>
      c) PHH Mortgage Corporation, as Servicer <F1>
      d) Residential Funding Corporation, as Servicer <F1>
      e) SunTrust Mortgage, Inc., as Servicer <F1>
      f) Washington Mutual Bank, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) GMAC Mortgage Corporation, as Servicer <F1>
      b) National City Mortgage Co., as Servicer <F1>
      c) PHH Mortgage Corporation, as Servicer <F1>
      d) Residential Funding Corporation, as Servicer <F1>
      e) SunTrust Mortgage, Inc., as Servicer <F1>
      f) Washington Mutual Bank, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2005.


      a) GMAC Mortgage Corporation, as Servicer <F1>
      b) National City Mortgage Co., as Servicer <F1>
      c) PHH Mortgage Corporation, as Servicer <F1>
      d) Residential Funding Corporation, as Servicer <F1>
      e) SunTrust Mortgage, Inc., as Servicer <F1>
      f) Washington Mutual Bank, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Servicer <F1>
      h) Wells Fargo Bank, N.A., as Master Servicer <F1>



     (99.4) Schedule of Year-to-Date Principal and Interest Distributions to
            Certificateholders.

            Not Applicable.






  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Banc of America Funding Corporation
  Mortgage Pass Through Certificates,
  Series 2005-8

  I, Chris Regnier, a Vice President of Wells Fargo Bank, N.A., certify that:

  1. I have reviewed this annual report on Form 10-K, and all monthly current reports on Form 8-K's containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Banc of America Funding 2005-8 Trust formed pursuant to the Pooling and Servicing Agreement, dated December 29, 2005 (the "Agreement"), among Banc of America Funding Corporation, as depositor, Wells Fargo Bank, N.A., as master servicer (the "Master Servicer") and securities administrator
     (the "Securities Administrator"), and Wachovia Bank, National Association, as trustee;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Securities Administrator by the Master Servicer under the Agreement for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the Master Servicer under the Agreement and based upon my knowledge and the annual compliance review required under the Agreement, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under the Agreement; and

  5. The reports disclose all significant deficiencies relating to the servicers' compliance with the minimum servicing standards based upon the reports provided by independent public accountants, after conducting reviews in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Agreement, that are included in these reports.

  In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
  GMAC Mortgage Corporation, National City Mortgage Co., PHH Mortgage Corporation, Residential Funding Corporation, SunTrust Mortgage, Inc. and Washington Mutual Bank.


  Date: March 29, 2006

  /s/ Chris Regnier
  Signature

  Vice President
  Title




  EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000



Report of Independent Accountants




To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


March 21, 2006


(page)


Exhibit 1


(logo)GMAC Mortgage



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 21, 2006



As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.



/s/ Jim Hillsman
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp





  EX-99.1 (b)
(logo) ERNST&YOUNG

*Ernst & Young LLP
 Suite 1300
 925 Euclid Avenue
 Cleveland, OH 44115

*Phone: (216)861-5000
 www.ey.com



Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Accountants



Board of Directors
National City Mortgage Co.


We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.(NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers during the year-ended December 31, 2005. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 1, 2006



A Member Practice of Earnst & Young Global


(page)


Exhibit A

Minimum Servicing Standards


Custodial Bank Accounts

Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty-five (30) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period, be reviewed and approved by someone other than the person who prepared the reconciliation and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

Procedure:

The bank reconciliation processors have no reporting or remitting authority or responsibility. They are responsible for reporting reconciling items greater than 90 days to the supervisor. Because of this, the supervisor and manager review all the clearing accounts, any account with reconciling items greater than 90 days, and accounts with an overdrawn balance only.

All of the custodial accounts are reconciled each month, with any outstanding items over 90 days reported to supervision for their review. They are reconciled within 30 days.

After all accounts are reconciled,
* The bank recon log which records the all accounts and the date the reconciliation is completed is given to the Supervisor of the area.
* Any custodial account which has items 90 days outstanding is indicated in red on the log and that month's reconciliation is given with the log to the Supervisor.

The reconciliation log is given to the supervisor who verifies all accounts are reconciled within the time frames. Each clearing account is reviewed by the Supervisor for validity, verifying the reconciliation is complete and accurate, using any system reports if they are applicable. The Supervisor signs off on the bottom of each reconciliation and dates the document.

After all accounts are reviewed and any memos are prepared and signed off, all of the reconciliations and the reconciliation log are then forwarded to the Vice President of Investor Services for a second review and signoff.

All private pool investor (recon 660) and GSE principal and interest custodial account reconciliations are reviewed and signed off on by the supervisor. Also, the manager selects 10 accounts per month at random for review.

Mortgage Payments

Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt. Mortgage payments made in accordance with


(page)


the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Procedure:

NCM receives mortgage payments from their customers through the following channels: Lockbox, EFT, Over-the-Counter [OTC are payments made at a National City Bank branch], In-House payments [payments received from other departments or directly mailed to NCM], and Electronic Transmissions [payments received electronically from vendors such as SpeedPay, CheckFree, Metavante, Princeton eCom, On-Line Resources and Western Union Quick Collect]. All customer payments made via Lockbox, EFT, Over-the-Counter, In-House and Electronic Transmissions are ultimately transferred to the NCMC Collection Clearing Account (DDA # 2532529). The Collection Clearing account activity is balanced to Exact transaction reports on a daily basis by Payment Services. These reports are retrieved from a bank reporting service. The Collection Clearing account is also balanced to the bank statement monthly by Investor Services, who has no payment posting authority.

Each day, balancing processors ensure that the payments received from the channels noted above are deposited into the related bank clearing accounts and that the borrower's payment information has been updated to MSP [Fidelity].

All payments received by National City Mortgage are updated within two (2) business days or less. Below is a description by payment channel.
* Lockbox has an SLA [Service Level Agreement] with NCM that 100% of matched payments will be processed same day. The remaining, exception payments will be processed 100% the next day.
* EFT payments are processed electronically on their scheduled date.
* OTC payments are transmitted directly to MSP daily by National City Bank.
* Electronic/Bill Payment Vendor payments are transmitted directly to MSP daily by the vendor.
* In-House payments are received from: (1) other departments, (2) unprocessed work from Lockbox; (3) Customer Service lobby; and (4) payments mailed directly to NCMC. In-House payments [exception payments] are keyed directly into the MSP system and are applied to the mortgagor records the day received by Payment Services. If all payments are not processed same day, they are processed the first thing the following morning. Payments are processed first-in-first-out.

Each payment processed into MSP [Fidelity] is automatically allocated by the MSP system to principal, interest, taxes, insurance and service fees during MSP's nightly processing. National City Mortgage Co. accepts payoffs by check or wire. Payoff checks and wires received by 3:00 p.m. Eastern Time, Monday through Friday, will be processed the same day. Payoff checks must be mailed to: 3232 Newmark Dr., Miamisburg, Ohio 45342, Attn: Payoff Dept. All payoffs are date stamped and posted to the servicing system (Fidelity) the same day received with the exception of short payoffs. Deposit slips are prepared and batch reconciled to the deposit. The deposit slips and corresponding checks are hand delivered to Payment Services for a second reconciliation to prepare for delivery to the bank. If payoff funds received are inadequate and sufficient funds are not in the loans escrow/impound account, National City Mortgage Co. will contact the sender of the funds to collect the shortage.

Disbursements


(page)


Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Procedure:

National City Mortgage Co has proper internal controls to provide reasonable assurance that investor remittances and tax and insurance payments are properly authorized at the correct amount. The servicing system tracks due dates to ensure timely payment. All clearing and custodial accounts are reconciled monthly to the servicing system. Only authorized personnel are allowed wire transfer access and check printing access. Internal audits and utilization of the servicing system prevents duplicate payments.

Each loan is audited to ensure that the appropriate insurance and tax information has been populated for correct disbursement. Tax and Insurance information is tracked on an automated "Insurance or Tax Workstation" and disbursements are generated based on the appropriate expiration or due date.

Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Procedure:

For the majority of loans, the investor sends a "turnaround" report which compares the servicer trial balance records to the investor records. Other investors notify the Investor Services department of differences.

Mortgagor Loan Accounting

The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Procedure:

Once a loan boards the Fidelity servicing system, it is reviewed for accuracy. The Fidelity system tracks each loan until termination. Sufficient funds are deposited to the escrow account to cover insurance premiums, (including hazard, flood, PMI and MIP), taxes, and special assessments.


(page)


ARM adjustments are calculated on an automated "ARM workstation" and are based on the appropriate index as obtained in the Wall Street Journal or other financial publication as needed. A letter is sent according to RESPA requirements, advising the borrower of the new rate.

Each escrowed loan is boarded on the Fidelity servicing system with a coupon month that indicates when the loan is due for escrow analysis. Loans are reviewed each month based upon the coupon month and the mass escrow analysis is performed. Quality audit reports are ordered monthly on the entire portfolio to ensure that the loans are in the appropriate coupon month and that each loan has been analyzed in the past twelve months or remains within RESPA compliance.

The accrual of interest on escrow is tracked on the Fidelity servicing system on the loan level. Monthly reports, ordered by the Escrow Analysis Supervisor, release the funds to be deposited into the escrow accounts. Quarterly, the Escrow Analysis Supervisor reviews the state regulations for changes. Quality audit reports are ordered monthly on the loans in states requiring interest on escrow to ensure that the loans are properly coded for interest on escrow.

Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment repayment plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

Procedure:

National City Mortgage Co.'s collection strategy is to make early contact with delinquent mortgagors to improve the likelihood that defaults and poor pay habits can be cured. This strategy employs a series of calls, letters, and property inspections to gather information regarding the reasons for default, the mortgagors' ability to pay, their intentions to retain the property and the condition of the property.

Delinquency trends, by product, are analyzed throughout the month to provide effective call campaign penetration strategies. Risk Profiler and Early Indicator scoring are utilized to prioritize calling campaigns. High risk and special product loans are managed in a Special Servicing Team. This team consists of counselors who demonstrate strong technical and product knowledge, excellent listening skills, and possess a thorough understanding of loss mitigation.

The use of Early Resolution allows counselors to work all stages of delinquency. Loans thirty or more days past due are worked through Early Resolution starting the first day of the month. Less than thirty-day delinquent loans are worked in FIS through the sixteenth of the month. All delinquent loans are processed through Early Resolution by the seventeenth day of the month.

The scripting and prompting tools within Early Resolution guide the counselor to obtain the necessary mortgagor information required to evaluate a hierarchy of solutions. Approximately three hundred management controls and embedded complex calculations within Early Resolution lead the counselor through the appropriate qualification/pre-qualification or loss mitigation resolution. The available Loss Mitigation options are:
* Partial Claim/Claim Advance

* Modification

* Short Sale


(page)


* Deed-in-lieu of foreclosure

Workouts are encouraged if the end result is to improve the likelihood that the mortgagor can retain his/her home through reduced payments or that losses can be reduced through an assisted short sale of the property. In the interest of minimizing investor losses, collection activity continues during the loss mitigation review process. If the mortgagor's financial situation does not support a workout or if the mortgagor is unwilling to work with National City Mortgage Co., the loan is breached and moved timely through the foreclosure process. Loss Mitigation will continue to be offered to the borrower throughout the foreclosure process.

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Procedure:

National City Mortgage Co is required to carry adequate coverage on National City Mortgage Co's loans in the event that National City Mortgage Co made an error. The policy is reviewed annually to ensure proper coverage.





  EX-99.1 (c)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To PHH Mortgage Corporation:


We have examined PHH Mortgage Corporation's (the "Company") compliance with its established minimum servicing standards described in the accompanying Management's Assertion, dated February 28, 2006, as of and for the year ended December 31, 2005. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

Our examination disclosed the following instance of material noncompliance with the reconciliation of custodial bank accounts applicable to the Company during the year ended December 31, 2005. The Company did not comply with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, as set forth in Appendix I.

/s/ Deloitte & Touche LLP

Princeton, NJ

February 28, 2006


[PAGE]

PHH Mortgage

(logo) PHH

3000 Leadenhall Road
Mt. Laurel, NJ 08054



February 28, 2006

As of and for the year ended December 31, 2005, PHH Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for as discussed below.

The Company completed all custodial bank account reconciliations within 60 days of the cutoff date, however did not complete all reconciliations within 45 days of the cutoff as specified by the minimum servicing standards. As such, the Company has determined that it was materially non-compliant with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date.

During the year ended December 31, 2005, the Company determined it was materially non-compliant with the requirement to resolve reconciling items resulting from custodial bank account reconciliations within 90 calendar days as specified by the minimum servicing standards.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $160 million and $20 million, respectively.


PHH Mortgage Coroporation

/s/ Terence Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President and Chief Financial Officer


/s/ Martin Foster
Martin L. Foster
Senior Vice President - Loan Servicing


[PAGE]

APPENDIX I

PHH MORTGAGE CORPORATION - MINIMUM SERVICING STANDARDS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
     * be mathematically accurate;
     * be prepared within forty-five (45) calendar days after the cutoff date;
     * be reviewed and approved by someone other than the person who prepared the Reconciliation; and
     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates. as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

[PAGE]

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (d)
(logo)PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1400
225 South Sixth Street
Minneapolis MN 55402
Telephone (612) 596 6000
Facsimile (612) 373 7160

Report of Independent Accountants

To the Board of Directors and Stockholder of Residential Funding Corporation:



We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2005, included in the accompanying management assertion (see Exhibit 1). Such assertion was examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 2. Direct servicing functions are performed by various primary servicers and subservicers. Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific series of loans or certificates as listed in the attached Exhibit 2. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/Pricewaterhouse Coopers LLP

March 10, 2006

(page)

GMAC RFC

Exhibit 1



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards



March 10, 2006



As of and for the year ended December 31, 2005, Residential Funding Corporation (the "Company") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various primary servicers and subservicers.


Our minimum standards are:


I. CUSTODIAL BANK ACCOUNTS


A. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

1) Be mathematically accurate.

2) Be prepared within thirty (30) calendar days after the cutoff date.

3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanation for reconciling items.

4) These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

C. Funds shall be advanced by the master servicer, the primary servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.


II. SUBSERVICER REMITTANCES


A. Remittances for mortgage payments and payoffs received from primary servicers or subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.


GMAC-RFC
2255 North Ontario Street Suite 400 Burbank, CA 91504
818.260.1400 FAX 818.260.1835 gmacrfc.com

(page)


Exhibit 1



B. Remittances from primary servicers or subservicers shall be reconciled to applicable mortgager records during the appropriate accounting cycle.

C. Reconciliations shall be performed monthly for each primary servicer and subservicer remittance. These reconciliations shall:

1) Be mathematically accurate.

2) Be prepared within thirty (30) calendar days after the cutoff date.


III. DISBURSEMENTS

A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

C. Only permitted withdrawals per the applicable pooling and servicing agreements shall be made from the custodial accounts for certificateholders.

D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.


IV. INVESTOR ACCOUNTING AND REPORTING

A. Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.


V. MORTGAGOR ACCOUNTING

A. Uniform Single Attestation Program reports from external primary servicers or subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the primary servicers or subservicers with respect to unpaid principal balance on a monthly basis.

(PAGE)


Exhibit 1




VI. DELINQUENCIES

A. Reports from primary servicers and subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the primary servicers and subservicers.


VII. INSURANCE POLICIES

A. As of and for this same period, the Company had in effect a fidelity bond in the amount of $300,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.



/s/ Bruce Paradis
Bruce Paradis
Residential Funding Corporation
President & Managing Director



/s/ Ken Duncan
Ken Duncan
Residential Funding Corporation
Chief Financial Officer & Managing Director


/s/ Barb Wendt
Barb Wendt
Residential Funding Corporation
Managing Director

(page)


Residential Funding Corporation
December 31, 2005 Exhibit 2

1985 Series             1996 Series (cont.)    1999 Series (cont.)

1985 MS-ASL (1014)      1996-WH5                1999-QS4
1985 MS-ASL (1038)      1996-WH7                1999-RS1
1985 MS-ASL (1052)      1996-WH10               1999-WH2
1985 MS-ASL (1059)      1996-WH18               1999-WH5
                        1996-WH19               1999-WH12
                                                1999-WH14

1986 Series             1997 Series             2000 Series

NYCF 1986-A             1997-2                  2000-HI1
                        1997-NWH1               2000-HI2
                        1997-NWH3               2000-HI3
1987 Series             1997-NWH6               2000-HI4
                        1997-NWH9               2000-HI5
1987-WH2                1997-WH11               2000-HL1
NYCF 1987-A             1997-WH14               2000-HWH2
                        1997-WH15               2000-HWH3
1988 Series                                     2000-HWH6
                        1998-Series             2000-HWH10
1988-SBRC WH1                                   2000-HWH11
NYCF 1998-A             1998-B (1999-A)         2000-KS1
                        1998-H12                2000-KS2
1990 Series             1998-H14                2000-KS3
NYCF 1990-A             1998-HWH1               2000-KS4
                        1998-HWH2               2000-KS5
1993 Series             1998-HWH3               2000-NWH1
                        1998-HWH5               2000-NWH3
1993-WH2                1998-NWH2               2000-NWH6
1993-WH15C              1998-NWH4               2000-PTWH2
                        1998-NWH8               2000-PTWH3
1994 Series             1998-QWH1               2000-QWH1
                        1998-QWH2B              2000-RS4
1994-WH21               1998-RS1                2000-RZ1
1994-WH4B               1998-WH4                2000-WH4
1994-WH16D              1998-WH8                2000-WH11
                        1998-WH9 I
                        1998-WH9 II
1995-Series             1998-WH10               2001 Series

1995-HWH1                                       2001-CWH1
1995-HWH2               1999 Series             2001-HI1
1995-HWH3                                       2001-HI2
1995-HWH4               1999-HI1                2001-HI3
1995-HWH5               1999-HI4                2001-HI4
1995-WH5                1999-HI6                2001-HS2
1995-WH12               1999-HI8                2001-HS3
1995-WH13               1999-HWH1               2001-KS1
1995-WH14               1999-HWH2               2001-KS2
1995-WH15               1999-HWH5               2001-KS3
1995-WH18               1999-KS3                2001-KS4
                        1999-KS4                2001-MWH1
                        1999-NWH1               2001-NWH1
                        1999-NWH2               2001-NWH3
1996 Series             1999-NWH3               2001-NWH5
                        1999-NWH4               2001-NWH9
1996-SW1A               1999-NWH5
1996-SW1B
1996-SW1C
1996-SW1D



(page)


Residential Funding Corporation
December 31, 2005 Exhibit 2

2001 Series (cont.)    2002 Series (cont.)      2002 Series (cont.

2001-NWH12             2002-PTWH9               2002-S11
2001-PTWH4             2002-PTWH10              2002-S12
2001-PTWH6             2002-PTWH13              2002-S13
2001-PTWH7             2002-PTWH15              2002-S14
2001-PTWH8             2002-PTWH16              2002-S15
2001-PTWH10            2002-PTWH19              2002-S16
2001-PTWH11            2002-PTWH20              2002-S17
2001-PTWH12            2002-PTWH21              2002-S18
2001-PTWH14            2002-PTWH24              2002-S19
2001-PTWH16            2002-PTWH28              2002-S20
2001-PTWH17            2002-PTWH31              2002-SL1
2001-PTWH18            2002-PTWH33              2002-WH1
2001-PTWH19            2002-PTWH35              2002-WH5
2001-QS13              2002-PTWH36              2002-WH14
2001-QS16              2002-PTWH40              2002-WH17
2001-QS17              2002-PTWH41              2002-WH18
2001-QS18              2002-PTWH42              2002-WH19
2001-QS19              2002-PTWH44              2002-WH21
2001-RM2               2002-PTWH45              2002-WH22
2001-RS1               2002-PTWH46              2002-WH25
2001-RS2               2002-PTWH47              2002-WH26
2001-RS3               2002-QS1                 2002-WH27
2001-WH3               2002-QS2                 2002-WH28
2001-WH9               2002-QS3                 2002-WH29
2001-WH12              2002-QS4                 2002-WH31
2001-WH14              2002-QS5                 2002-WH32
                       2002-QS6                 2002-WH33
                       2002-QS7                 2002-WH34
                       2002-QS8
2002 Series            2002-QS9                 2003 Series
                       2002-QS10
2002-HI1               2002-QS11                2003-HI1
2002-HI2               2002-QS12                2003-HI2
2002-HI3               2002-QS13                2003-HI3
2002-HI4               2002-QS14                2003-HI4
2002-HI5               2002-QS15                2003-HSI1
2002-HS1               2002-QS16                2003-HSI2
2002-HS2               2002-QS17                2003-HSI3
2002-HS3               2002-QS18                2003-HSI4
2002-HWH4              2002-QS19                2003-HWH1
2002-KS1               2002-RM1                 2003-KS1
2002-KS2               2002-RP1                 2003-KS2
2002-KS3               2002-RP2                 2003-KS3
2002-KS4               2002-RS1                 2003-KS4
2002-KS5               2002-RS2                 2003-KS5
2002-KS6               2002-RS3                 2003-KS6
2002-KS7               2002-RS4                 2003-KS7
2002-KS8               2002-RS5                 2003-KS8
2002-KS1               2002-RS6                 2003-KS9
2002-KS2               2002-RS7                 2003-KS10
2002-KS3               2002-RZ1                 2003-KS11
2002-KS4               2002-RZ2                 2003-NWH1
2002-PTWH1             2002-RZ3                 2003-NWH2
2002-PTWH4             2002-RZ4                 2003-PTWH1
2002-PTWH5
2002-PTWH7



(PAGE)


Residential Funding Corporation
December 31, 2005 Exhibit 2

2003 Series (cont.)      2003 Series (cont.)             2003 Series (cont.)

2003-PTWH4               2003-RS3                        2003-WH22
2003-PTWH8               2003-RS4                        2003-WH23
2003-PTWH9               2003-RS5                        2003-WH24
2003-PTWH11              2003-RS6                        2003-WH25
2003-PTWH12              2003-RS7                        2003-WH26
2003-PTWH13              2003-RS8                        2003-WH27
2003-PTWH14              2003-RS9                        2003-WH28
2003-PTWH15              2003-RZ1                        2003-WH29
2003-PTWH17              2003-RZ2                        2003-WH30
2003-PTWH18              2003-RZ3                        2003-WH31
2003-PTWH19              2003-RZ4                        2003-WH32
2003-PTWH20              2003-RZ5                        2003-WH33
2003-PTWH21              2003-S1                         2003-WH34
2003-PTWH24              2003-S2                         2003-WH35
2003-PTWH25              2003-S3                         2003-WH36
2003-PTWH26              2003-S4                         2003-WH37
2003-PTWH27              2003-S5                         2003-WH38
2003-PTWH28              2003-S6                         2003-WH39
2003-PTWH29              2003-S7                         NIM 2003-NT1
2003-QA1                 2003-S8                         NIM 2003-NT3
2003-QR13                2003-S9                         NIM 2003-NT7
2003-QR19                2003-S10                        NIM 2003-NT8
2003-QR24                2003-S11
2003-QS1                 2003-S12                        2004 Series
2003-QS2                 2003-S13
2003-QS3                 2003-S14                        2004-Cl
2003-QS4                 2003-S15                        2004-C2
2003-QS5                 2003-S16                        2004-HI1
2003-QS6                 2003-S17                        2004-H12
2003-QS7                 2003-S18                        2004-H13
2003-QS8                 2003-S19                        2004-HS1
2003-QS9                 2003-S20                        2004-HS2
2003-QS10                2003-SL1                        2004-HS3
2003-QS11                2003-WH1                        2004-KR1
2003-QS12                2003-WH2                        2004-KR2
2003-QS13                2003-WH3                        2004-KS1
2003-QS14                2003-WH4                        2004-KS2
2003-QS15                2003-WH5                        2004-KS3
2003-QS16                2003-WH6                        2004-KS4
2003-QS17                2003-WH7                        2004-KS5
2003-QS18                2003-WH8                        2004-KS6
2003-QS19                2003-WH9                        2004-KS7
2003-QS20                2003-WH10                       2004-KS8
2003-QS21                2003-WH11                       2004-KS9
2003-QS22                2003-WH12                       2004-KS10
2003-QS23                2003-WH13                       2004-KS11
2003-RM1                 2003-WH14                       2004-KS12
2003-RM2                 2003-WH15                       2004-NWH1
2003-RP1                 2003-WH16                       2004-NWH2
2003-RP2                 2003-WH17                       2004-PS1
2003-RS1                 2003-WH18                       2004-PTWH2
2003-RS10                2003-WH19                       2004-PTWH3
2003-RS11                2003-WH20                       2004-PTWH5
2003-RS2                 2003-WH21                       2004-PTWH6

(page)


Residential Funding Corporation
December 31, 2005 Exhibit 2

2004 Series (cont.)      2004 Series (cont.)             2005 Series (cont.

2004-PTWH7               2004-S3                         2005-AHL2
2004-PTWH8               2004-S4                         2005-AHL3
2004-PTWH9               2004-S5                         2005-C3
2004-PTWH10              2004-S6                         2005-EFC1
2004-PTWH12              2004-S7                         2005-EFC2
2004-PTWH13              2004-S8                         2005-EFC3
2004-QA1                 2004-S9                         2005-EFC4
2004-QA2                 2004-SA1                        2005-EFC5
2004-QA3                 2004-SL1                        2005-EFC6
2004-QA4                 2004-SL2                        2005-EMX1
2004-QA5                 2004-SL3                        2005-EMX2
2004-QA6                 2004-SL4                        2005-EMX3
2004-QR1                 2004-SP1                        2005-EMX4
2004-QS1                 2004-SP2                        2005-GMACB0501
2004-QS2                 2004-SP3                        2005-GMACB0502
2004-QS3                 2004-SR1                        2005-GMACB0503
2004-QS4                 2004-WH1                        2005-HI1
2004-QS5                 2004-WH2                        2005-HI2
2004-QS6                 2004-WH3                        2005-H13
2004-QS7                 2004-WH4                        2005-HSI
2004-QS8                 2004-WH5                        2005-HS2
2004-QS9                 2004-WH6                        2005-HWH1
2004-QS10                2004-WH7                        2005-HWH6
2004-QS11                2004-WH8                        2005-HWH7
2004-QS12                2004-WH9                        2005-HWH8
2004-QS13                2004-WH10                       2005-HWH10
2004-QS14                2004-WH11                       2005-HWH11
2004-QS15                2004-WH12                       2005-HWH12
2004-QS16                2004-WH13                       2005-KS1
2004-QWH1                2004-WH14                       2005-KS2
2004-QWH2                2004-WH16                       2005-KS3
2004-QWH3                2004-WH17                       2005-KS4
2004-QWH4                2004-WH18                       2005-KS5
2004-QWH5                2004-WH19                       2005-KS6
2004-QWH6                2004-WH20                       2005-KS7
2004-RP1                 2004=WH21                       2005-KS8
2004-RS1                 2004-WH22                       2005-KS9
2004-RS2                 2004-WH24                       2005-KS10
2004-RS3                 BSSP 2004-KS10A                 2005-KS11
2004-RS4                 BSSP 2004-KS10B                 2005-NM2
2004-RS5                 NIM 2004-NT1                    2005-NM4
2004-RS6                 NIM 2004-NT2                    2005-NM5
2004-RS7                 NIM 2004-NT3                    2005-NWH1
2004-RS8                 NIM 2004-NT4                    2005-NWH2
2004-RS9                 NIM 2004-NT5                    2005-POWH2
2004-RS10                NIM 2004-NT6                    2005-POWH3
2004-RS11                NIM 2004-NT7                    2005-QA1
2004-RS12                NIM 2004-NT8                    2005-QA2
2004-RZ1                 NIM 2004-NT11                   2005-QA3
2004-RZ2                 NIM 2004-NT12                   2005-QA4
2004-RZ3                                                 2005-QA5
2004-RZ4                2005 Series                      2005-QA6
2004-S1                                                  2005-QA7
2004-S2                 2005-AHL1                        2005-QA8

(page)


Residential Funding Corporation
December 31, 2005 Exhibit 2

2005 Series (cont.)      2005 Series (cont.)

2005-QA9                 2005-SA1
2005-QA10                2005-SA2
2005-QA11                2005-SA3
2005-QAl2                2005-SA4
2005-QO1                 2005-SA5
2005-Q02                 2005-SL1
2005-Q03                 2005-SL2
2005-Q04                 2005-SP1
2005-QR1                 2005-SP2
2005-QS1                 2005-WH1
2005-QS2                 2005-WH3
2005-QS3                 2005-WH4
2005-QS4                 2005-WH6
2005-QS5                 2005-WH8
2005-QS6                 2005-WH9
2005-QS7                 2005-WH10
2005-QS8                 2005-WH11
2005-QS9                 2005-WH12
2005-QS10                2005-WH13
2005-QS11                2005-WH15
2005-QS12                2005-WH16
2005-QS13                2005-WH18
2005-QS14                2005-WH19
2005-QS15                2005-WH20
2005-QS16                2005-WH21
2005-QWH1                2005-WH23
2005-QWH2                2005-WH24
2005-QWH7                2005-WH25A
2005-QWH8                2005-WH25B
2005-QWH12               2005-WH26
2005-RP1                 2005-WH27
2005-RP2                 2005-WH28A
2005-RP3                 2005-WH28B
2005-RS1                 2005-W H29
2005-RS2                 2005-W H30
2005-RS3                 GCM Residual Facility
2005-RS4                 NIM 2005-NM3
2005-RS5                 NIM 2005-NS1
2005-RS6                 NIM 2005-NT1
2005-RS7                 NIM 2005-NT2
2005-RS8                 NIM 2005-NTR1
2005-RS9                 NIM ABSC (2005-KS4)
2005-RZ1                 NIM SB Finance 2005-KS6
2005-RZ2                 NIM Soundview (2005-KS3)
2005-RZ3
2005-RZ4
2005-S1
2005-S2
2005-S3
2005-S4
2005-S5
2005-S6
2005-S7
2005-S8





  EX-99.1 (e)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Suite 1400
Atlanta GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239

Report of Independent Accountants

To the Board of Directors and Stockholder of SunTrust Mortgage, Inc. and Subsidiaries:

We have examined management's assertion about SunTrust Mortgage, Inc. and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/Pricewaterhouse Coopers LLP

February 21, 2006

(logo) SUNTRUST MORTGAGE


SunTrust Mortgage
901 Semmes Avenue
Richmond, Virginia 23224

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


February 21, 2006

As of and for the year ended December 31, 2005, SunTrust Mortgage, Inc. and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a SunTrust Banks, Inc. and subsidiaries fidelity bond and errors and omissions policy in the amount of $150 million.


/s/ Sterling Edmunds Jr.
Sterling Edmunds, Jr.
Chairman, Chief Executive Officer

/s/ Marvin L. Watts
Marvin L. Watts
Executive Vice President, Executive Servicing &
Operations Manager

/s/ John R Purcell Jr.
John R. Purcell, Jr.
Loan Servicing Manager











  EX-99.1 (f)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Washington Mutual Bank and Subsidiaries

We have examined management's assertion that Washington Mutual Bank and Subsidiaries (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion, dated March 10, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board, and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP
March 10, 2006


(page)

Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Bank and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


By: /s/ Steve Rotella
Steve Rotella
President and Chief Operating Officer

By: /s/ David Schneider
David Schneider
Executive Vice President
Home Loans

By: /s/ John Berens
John Berens
Senior Vice President
Home Loans - Loan Servicing

March 10, 2006


1201 3rd Avenue
Seattle, WA 98101



(page)


WASHINGTON MUTUAL BANK AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate

    * be prepared within forty-five (45) calendar days after the cutoff date

    * be reviewed and approved by someone other than the person who prepared the reconciliation

    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


-3-


(page)


 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-4-





  EX-99.1 (g)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative





  EX-99.2 (a)
Exhibit 1


(logo)GMAC Mortgage



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 21, 2006



As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.



/s/ Jim Hillsman
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp





  EX-99.2 (b)
(logo) National City
Mortgage Co.

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive Miamisburg Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2005 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.



/s/ Steven M. Scheid
Steven M. Scheid
Senior Vice President

/s/ T. Jackson Case, Jr.
T. Jackson Case,Jr.
Executive Vice President

March 1, 2006



No one Cares More!


(PAGE)


Exhibit A

Minimum Servicing Standards


Custodial Bank Accounts

Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty-five (30) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period, be reviewed and approved by someone other than the person who prepared the reconciliation and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

Procedure:

The bank reconciliation processors have no reporting or remitting authority or responsibility. They are responsible for reporting reconciling items greater than 90 days to the supervisor. Because of this, the supervisor and manager review all the clearing accounts, any account with reconciling items greater than 90 days, and accounts with an overdrawn balance only.

All of the custodial accounts are reconciled each month, with any outstanding items over 90 days reported to supervision for their review. They are reconciled within 30 days.

After all accounts are reconciled,
* The bank recon log which records the all accounts and the date the reconciliation is completed is given to the Supervisor of the area.
* Any custodial account which has items 90 days outstanding is indicated in red on the log and that month's reconciliation is given with the log to the Supervisor.

The reconciliation log is given to the supervisor who verifies all accounts are reconciled within the time frames. Each clearing account is reviewed by the Supervisor for validity, verifying the reconciliation is complete and accurate, using any system reports if they are applicable. The Supervisor signs off on the bottom of each reconciliation and dates the document.

After all accounts are reviewed and any memos are prepared and signed off, all of the reconciliations and the reconciliation log are then forwarded to the Vice President of Investor Services for a second review and signoff.

All private pool investor (recon 660) and GSE principal and interest custodial account reconciliations are reviewed and signed off on by the supervisor. Also, the manager selects 10 accounts per month at random for review.

Mortgage Payments

Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt. Mortgage payments made in accordance with

(PAGE)


the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Procedure:

NCM receives mortgage payments from their customers through the following channels: Lockbox, EFT, Over-the-Counter [OTC are payments made at a National City Bank branch], In-House payments [payments received from other departments or directly mailed to NCM], and Electronic Transmissions [payments received electronically from vendors such as SpeedPay, CheckFree, Metavante, Princeton eCom, On-Line Resources and Western Union Quick Collect]. All customer payments made via Lockbox, EFT, Over-the-Counter, In-House and Electronic Transmissions are ultimately transferred to the NCMC Collection Clearing Account (DDA # 2532529). The Collection Clearing account activity is balanced to Exact transaction reports on a daily basis by Payment Services. These reports are retrieved from a bank reporting service. The Collection Clearing account is also balanced to the bank statement monthly by Investor Services, who has no payment posting authority.

Each day, balancing processors ensure that the payments received from the channels noted above are deposited into the related bank clearing accounts and that the borrower's payment information has been updated to MSP [Fidelity].

All payments received by National City Mortgage are updated within two (2) business days or less. Below is a description by payment channel.
* Lockbox has an SLA [Service Level Agreement] with NCM that 100% of matched payments will be processed same day. The remaining, exception payments will be processed 100% the next day.
* EFT payments are processed electronically on their scheduled date.
* OTC payments are transmitted directly to MSP daily by National City Bank.
* Electronic/Bill Payment Vendor payments are transmitted directly to MSP daily by the vendor.
* In-House payments are received from: (1) other departments, (2) unprocessed work from Lockbox; (3) Customer Service lobby; and (4) payments mailed directly to NCMC. In-House payments [exception payments] are keyed directly into the MSP system and are applied to the mortgagor records the day received by Payment Services. If all payments are not processed same day, they are processed the first thing the following morning. Payments are processed first-in-first-out.

Each payment processed into MSP [Fidelity] is automatically allocated by the MSP system to principal, interest, taxes, insurance and service fees during MSP's nightly processing. National City Mortgage Co. accepts payoffs by check or wire. Payoff checks and wires received by 3:00 p.m. Eastern Time, Monday through Friday, will be processed the same day. Payoff checks must be mailed to: 3232 Newmark Dr., Miamisburg, Ohio 45342, Attn: Payoff Dept. All payoffs are date stamped and posted to the servicing system (Fidelity) the same day received with the exception of short payoffs. Deposit slips are prepared and batch reconciled to the deposit. The deposit slips and corresponding checks are hand delivered to Payment Services for a second reconciliation to prepare for delivery to the bank. If payoff funds received are inadequate and sufficient funds are not in the loans escrow/impound account, National City Mortgage Co. will contact the sender of the funds to collect the shortage.

Disbursements

(PAGE)


Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Procedure:

National City Mortgage Co has proper internal controls to provide reasonable assurance that investor remittances and tax and insurance payments are properly authorized at the correct amount. The servicing system tracks due dates to ensure timely payment. All clearing and custodial accounts are reconciled monthly to the servicing system. Only authorized personnel are allowed wire transfer access and check printing access. Internal audits and utilization of the servicing system prevents duplicate payments.

Each loan is audited to ensure that the appropriate insurance and tax information has been populated for correct disbursement. Tax and Insurance information is tracked on an automated "Insurance or Tax Workstation" and disbursements are generated based on the appropriate expiration or due date.

Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Procedure:

For the majority of loans, the investor sends a "turnaround" report which compares the servicer trial balance records to the investor records. Other investors notify the Investor Services department of differences.

Mortgagor Loan Accounting

The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Procedure:

Once a loan boards the Fidelity servicing system, it is reviewed for accuracy. The Fidelity system tracks each loan until termination. Sufficient funds are deposited to the escrow account to cover insurance premiums, (including hazard, flood, PMI and MIP), taxes, and special assessments.

(PAGE)


ARM adjustments are calculated on an automated "ARM workstation" and are based on the appropriate index as obtained in the Wall Street Journal or other financial publication as needed. A letter is sent according to RESPA requirements, advising the borrower of the new rate.

Each escrowed loan is boarded on the Fidelity servicing system with a coupon month that indicates when the loan is due for escrow analysis. Loans are reviewed each month based upon the coupon month and the mass escrow analysis is performed. Quality audit reports are ordered monthly on the entire portfolio to ensure that the loans are in the appropriate coupon month and that each loan has been analyzed in the past twelve months or remains within RESPA compliance.

The accrual of interest on escrow is tracked on the Fidelity servicing system on the loan level. Monthly reports, ordered by the Escrow Analysis Supervisor, release the funds to be deposited into the escrow accounts. Quarterly, the Escrow Analysis Supervisor reviews the state regulations for changes. Quality audit reports are ordered monthly on the loans in states requiring interest on escrow to ensure that the loans are properly coded for interest on escrow.

Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment repayment plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

Procedure:

National City Mortgage Co.'s collection strategy is to make early contact with delinquent mortgagors to improve the likelihood that defaults and poor pay habits can be cured. This strategy employs a series of calls, letters, and property inspections to gather information regarding the reasons for default, the mortgagors' ability to pay, their intentions to retain the property and the condition of the property.

Delinquency trends, by product, are analyzed throughout the month to provide effective call campaign penetration strategies. Risk Profiler and Early Indicator scoring are utilized to prioritize calling campaigns. High risk and special product loans are managed in a Special Servicing Team. This team consists of counselors who demonstrate strong technical and product knowledge, excellent listening skills, and possess a thorough understanding of loss mitigation.

The use of Early Resolution allows counselors to work all stages of delinquency. Loans thirty or more days past due are worked through Early Resolution starting the first day of the month. Less than thirty-day delinquent loans are worked in FIS through the sixteenth of the month. All delinquent loans are processed through Early Resolution by the seventeenth day of the month.

The scripting and prompting tools within Early Resolution guide the counselor to obtain the necessary mortgagor information required to evaluate a hierarchy of solutions. Approximately three hundred management controls and embedded complex calculations within Early Resolution lead the counselor through the appropriate qualification/pre-qualification or loss mitigation resolution. The available Loss Mitigation options are:
* Partial Claim/Claim Advance

* Modification

* Short Sale

(PAGE)


* Deed-in-lieu of foreclosure

Workouts are encouraged if the end result is to improve the likelihood that the mortgagor can retain his/her home through reduced payments or that losses can be reduced through an assisted short sale of the property. In the interest of minimizing investor losses, collection activity continues during the loss mitigation review process. If the mortgagor's financial situation does not support a workout or if the mortgagor is unwilling to work with National City Mortgage Co., the loan is breached and moved timely through the foreclosure process. Loss Mitigation will continue to be offered to the borrower throughout the foreclosure process.

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Procedure:

National City Mortgage Co is required to carry adequate coverage on National City Mortgage Co's loans in the event that National City Mortgage Co made an error. The policy is reviewed annually to ensure proper coverage.





  EX-99.2 (c)
PHH Mortgage

(logo) PHH

3000 Leadenhall Road
Mt. Laurel, NJ 08054



February 28, 2006

As of and for the year ended December 31, 2005, PHH Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for as discussed below.

The Company completed all custodial bank account reconciliations within 60 days of the cutoff date, however did not complete all reconciliations within 45 days of the cutoff as specified by the minimum servicing standards. As such, the Company has determined that it was materially non-compliant with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date.

During the year ended December 31, 2005, the Company determined it was materially non-compliant with the requirement to resolve reconciling items resulting from custodial bank account reconciliations within 90 calendar days as specified by the minimum servicing standards.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $160 million and $20 million, respectively.


PHH Mortgage Coroporation

/s/ Terence Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President and Chief Financial Officer


/s/ Martin Foster
Martin L. Foster
Senior Vice President - Loan Servicing


[PAGE]

APPENDIX I

PHH MORTGAGE CORPORATION - MINIMUM SERVICING STANDARDS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
     * be mathematically accurate;
     * be prepared within forty-five (45) calendar days after the cutoff date;
     * be reviewed and approved by someone other than the person who prepared the Reconciliation; and
     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates. as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

[PAGE]

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (d)
GMAC RFC

Exhibit 1



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards



March 10, 2006



As of and for the year ended December 31, 2005, Residential Funding Corporation (the "Company") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various primary servicers and subservicers.


Our minimum standards are:


I. CUSTODIAL BANK ACCOUNTS


A. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

1) Be mathematically accurate.

2) Be prepared within thirty (30) calendar days after the cutoff date.

3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanation for reconciling items.

4) These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

C. Funds shall be advanced by the master servicer, the primary servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.


II. SUBSERVICER REMITTANCES


A. Remittances for mortgage payments and payoffs received from primary servicers or subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.


GMAC-RFC
2255 North Ontario Street Suite 400 Burbank, CA 91504
818.260.1400 FAX 818.260.1835 gmacrfc.com

(page)


Exhibit 1



B. Remittances from primary servicers or subservicers shall be reconciled to applicable mortgager records during the appropriate accounting cycle.

C. Reconciliations shall be performed monthly for each primary servicer and subservicer remittance. These reconciliations shall:

1) Be mathematically accurate.

2) Be prepared within thirty (30) calendar days after the cutoff date.


III. DISBURSEMENTS

A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

C. Only permitted withdrawals per the applicable pooling and servicing agreements shall be made from the custodial accounts for certificateholders.

D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.


W. INVESTOR ACCOUNTING AND REPORTING

A. Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.


V. MORTGAGOR ACCOUNTING

A. Uniform Single Attestation Program reports from external primary servicers or subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the primary servicers or subservicers with respect to unpaid principal balance on a monthly basis.

(PAGE)


Exhibit 1




VI. DELINQUENCIES

A. Reports from primary servicers and subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the primary servicers and subservicers.


VII. INSURANCE POLICIES

A. As of and for this same period, the Company had in effect a fidelity bond in the amount of $300,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.



/s/ Bruce Paradis
Bruce Paradis
Residential Funding Corporation
President & Managing Director



/s/ Ken Duncan
Ken Duncan
Residential Funding Corporation
Chief Financial Officer & Managing Director


/s/ Barb Wendt
Barb Wendt
Residential Funding Corporation
Managing Director

(page)


Residential Funding Corporation
December 31, 2005 Exhibit 2

1985 Series             1996 Series (cont.)    1999 Series (cont.)

1985 MS-ASL (1014)      1996-WH5                1999-QS4
1985 MS-ASL (1038)      1996-WH7                1999-RS1
1985 MS-ASL (1052)      1996-WH10               1999-WH2
1985 MS-ASL (1059)      1996-WH18               1999-WH5
                        1996-WH19               1999-WH12
                                                1999-WH14

1986 Series             1997 Series             2000 Series

NYCF 1986-A             1997-2                  2000-HI1
                        1997-NWH1               2000-HI2
                        1997-NWH3               2000-HI3
1987 Series             1997-NWH6               2000-HI4
                        1997-NWH9               2000-HI5
1987-WH2                1997-WH11               2000-HL1
NYCF 1987-A             1997-WH14               2000-HWH2
                        1997-WH15               2000-HWH3
1988 Series                                     2000-HWH6
                        1998-Series             2000-HWH10
1988-SBRC WH1                                   2000-HWH11
NYCF 1998-A             1998-B (1999-A)         2000-KS1
                        1998-H12                2000-KS2
1990 Series             1998-H14                2000-KS3
NYCF 1990-A             1998-HWH1               2000-KS4
                        1998-HWH2               2000-KS5
1993 Series             1998-HWH3               2000-NWH1
                        1998-HWH5               2000-NWH3
1993-WH2                1998-NWH2               2000-NWH6
1993-WH15C              1998-NWH4               2000-PTWH2
                        1998-NWH8               2000-PTWH3
1994 Series             1998-QWH1               2000-QWH1
                        1998-QWH2B              2000-RS4
1994-WH21               1998-RS1                2000-RZ1
1994-WH4B               1998-WH4                2000-WH4
1994-WH16D              1998-WH8                2000-WH11
                        1998-WH9 I
                        1998-WH9 II
1995-Series             1998-WH10               2001 Series

1995-HWH1                                       2001-CWH1
1995-HWH2               1999 Series             2001-HI1
1995-HWH3                                       2001-HI2
1995-HWH4               1999-HI1                2001-HI3
1995-HWH5               1999-HI4                2001-HI4
1995-WH5                1999-HI6                2001-HS2
1995-WH12               1999-HI8                2001-HS3
1995-WH13               1999-HWH1               2001-KS1
1995-WH14               1999-HWH2               2001-KS2
1995-WH15               1999-HWH5               2001-KS3
1995-WH18               1999-KS3                2001-KS4
                        1999-KS4                2001-MWH1
                        1999-NWH1               2001-NWH1
                        1999-NWH2               2001-NWH3
1996 Series             1999-NWH3               2001-NWH5
                        1999-NWH4               2001-NWH9
1996-SW1A               1999-NWH5
1996-SW1B
1996-SW1C
1996-SW1D



(page)


Residential Funding Corporation
December 31, 2005 Exhibit 2

2001 Series (cont.)    2002 Series (cont.)      2002 Series (cont.

2001-NWH12             2002-PTWH9               2002-S11
2001-PTWH4             2002-PTWH10              2002-S12
2001-PTWH6             2002-PTWH13              2002-S13
2001-PTWH7             2002-PTWH15              2002-S14
2001-PTWH8             2002-PTWH16              2002-S15
2001-PTWH10            2002-PTWH19              2002-S16
2001-PTWH11            2002-PTWH20              2002-S17
2001-PTWH12            2002-PTWH21              2002-S18
2001-PTWH14            2002-PTWH24              2002-S19
2001-PTWH16            2002-PTWH28              2002-S20
2001-PTWH17            2002-PTWH31              2002-SL1
2001-PTWH18            2002-PTWH33              2002-WH1
2001-PTWH19            2002-PTWH35              2002-WH5
2001-QS13              2002-PTWH36              2002-WH14
2001-QS16              2002-PTWH40              2002-WH17
2001-QS17              2002-PTWH41              2002-WH18
2001-QS18              2002-PTWH42              2002-WH19
2001-QS19              2002-PTWH44              2002-WH21
2001-RM2               2002-PTWH45              2002-WH22
2001-RS1               2002-PTWH46              2002-WH25
2001-RS2               2002-PTWH47              2002-WH26
2001-RS3               2002-QS1                 2002-WH27
2001-WH3               2002-QS2                 2002-WH28
2001-WH9               2002-QS3                 2002-WH29
2001-WH12              2002-QS4                 2002-WH31
2001-WH14              2002-QS5                 2002-WH32
                       2002-QS6                 2002-WH33
                       2002-QS7                 2002-WH34
                       2002-QS8
2002 Series            2002-QS9                 2003 Series
                       2002-QS10
2002-HI1               2002-QS11                2003-HI1
2002-HI2               2002-QS12                2003-HI2
2002-HI3               2002-QS13                2003-HI3
2002-HI4               2002-QS14                2003-HI4
2002-HI5               2002-QS15                2003-HSI1
2002-HS1               2002-QS16                2003-HSI2
2002-HS2               2002-QS17                2003-HSI3
2002-HS3               2002-QS18                2003-HSI4
2002-HWH4              2002-QS19                2003-HWH1
2002-KS1               2002-RM1                 2003-KS1
2002-KS2               2002-RP1                 2003-KS2
2002-KS3               2002-RP2                 2003-KS3
2002-KS4               2002-RS1                 2003-KS4
2002-KS5               2002-RS2                 2003-KS5
2002-KS6               2002-RS3                 2003-KS6
2002-KS7               2002-RS4                 2003-KS7
2002-KS8               2002-RS5                 2003-KS8
2002-KS1               2002-RS6                 2003-KS9
2002-KS2               2002-RS7                 2003-KS10
2002-KS3               2002-RZ1                 2003-KS11
2002-KS4               2002-RZ2                 2003-NWH1
2002-PTWH1             2002-RZ3                 2003-NWH2
2002-PTWH4             2002-RZ4                 2003-PTWH1
2002-PTWH5
2002-PTWH7



(PAGE)


Residential Funding Corporation
December 31, 2005 Exhibit 2

2003 Series (cont.)      2003 Series (cont.)             2003 Series (cont.)

2003-PTWH4               2003-RS3                        2003-WH22
2003-PTWH8               2003-RS4                        2003-WH23
2003-PTWH9               2003-RS5                        2003-WH24
2003-PTWH11              2003-RS6                        2003-WH25
2003-PTWH12              2003-RS7                        2003-WH26
2003-PTWH13              2003-RS8                        2003-WH27
2003-PTWH14              2003-RS9                        2003-WH28
2003-PTWH15              2003-RZ1                        2003-WH29
2003-PTWH17              2003-RZ2                        2003-WH30
2003-PTWH18              2003-RZ3                        2003-WH31
2003-PTWH19              2003-RZ4                        2003-WH32
2003-PTWH20              2003-RZ5                        2003-WH33
2003-PTWH21              2003-S1                         2003-WH34
2003-PTWH24              2003-S2                         2003-WH35
2003-PTWH25              2003-S3                         2003-WH36
2003-PTWH26              2003-S4                         2003-WH37
2003-PTWH27              2003-S5                         2003-WH38
2003-PTWH28              2003-S6                         2003-WH39
2003-PTWH29              2003-S7                         NIM 2003-NT1
2003-QA1                 2003-S8                         NIM 2003-NT3
2003-QR13                2003-S9                         NIM 2003-NT7
2003-QR19                2003-S10                        NIM 2003-NT8
2003-QR24                2003-S11
2003-QS1                 2003-S12                        2004 Series
2003-QS2                 2003-S13
2003-QS3                 2003-S14                        2004-Cl
2003-QS4                 2003-S15                        2004-C2
2003-QS5                 2003-S16                        2004-HI1
2003-QS6                 2003-S17                        2004-H12
2003-QS7                 2003-S18                        2004-H13
2003-QS8                 2003-S19                        2004-HS1
2003-QS9                 2003-S20                        2004-HS2
2003-QS10                2003-SL1                        2004-HS3
2003-QS11                2003-WH1                        2004-KR1
2003-QS12                2003-WH2                        2004-KR2
2003-QS13                2003-WH3                        2004-KS1
2003-QS14                2003-WH4                        2004-KS2
2003-QS15                2003-WH5                        2004-KS3
2003-QS16                2003-WH6                        2004-KS4
2003-QS17                2003-WH7                        2004-KS5
2003-QS18                2003-WH8                        2004-KS6
2003-QS19                2003-WH9                        2004-KS7
2003-QS20                2003-WH10                       2004-KS8
2003-QS21                2003-WH11                       2004-KS9
2003-QS22                2003-WH12                       2004-KS10
2003-QS23                2003-WH13                       2004-KS11
2003-RM1                 2003-WH14                       2004-KS12
2003-RM2                 2003-WH15                       2004-NWH1
2003-RP1                 2003-WH16                       2004-NWH2
2003-RP2                 2003-WH17                       2004-PS1
2003-RS1                 2003-WH18                       2004-PTWH2
2003-RS10                2003-WH19                       2004-PTWH3
2003-RS11                2003-WH20                       2004-PTWH5
2003-RS2                 2003-WH21                       2004-PTWH6

(page)


Residential Funding Corporation
December 31, 2005 Exhibit 2

2004 Series (cont.)      2004 Series (cont.)             2005 Series (cont.

2004-PTWH7               2004-S3                         2005-AHL2
2004-PTWH8               2004-S4                         2005-AHL3
2004-PTWH9               2004-S5                         2005-C3
2004-PTWH10              2004-S6                         2005-EFC1
2004-PTWH12              2004-S7                         2005-EFC2
2004-PTWH13              2004-S8                         2005-EFC3
2004-QA1                 2004-S9                         2005-EFC4
2004-QA2                 2004-SA1                        2005-EFC5
2004-QA3                 2004-SL1                        2005-EFC6
2004-QA4                 2004-SL2                        2005-EMX1
2004-QA5                 2004-SL3                        2005-EMX2
2004-QA6                 2004-SL4                        2005-EMX3
2004-QR1                 2004-SP1                        2005-EMX4
2004-QS1                 2004-SP2                        2005-GMACB0501
2004-QS2                 2004-SP3                        2005-GMACB0502
2004-QS3                 2004-SR1                        2005-GMACB0503
2004-QS4                 2004-WH1                        2005-HI1
2004-QS5                 2004-WH2                        2005-HI2
2004-QS6                 2004-WH3                        2005-H13
2004-QS7                 2004-WH4                        2005-HSI
2004-QS8                 2004-WH5                        2005-HS2
2004-QS9                 2004-WH6                        2005-HWH1
2004-QS10                2004-WH7                        2005-HWH6
2004-QS11                2004-WH8                        2005-HWH7
2004-QS12                2004-WH9                        2005-HWH8
2004-QS13                2004-WH10                       2005-HWH10
2004-QS14                2004-WH11                       2005-HWH11
2004-QS15                2004-WH12                       2005-HWH12
2004-QS16                2004-WH13                       2005-KS1
2004-QWH1                2004-WH14                       2005-KS2
2004-QWH2                2004-WH16                       2005-KS3
2004-QWH3                2004-WH17                       2005-KS4
2004-QWH4                2004-WH18                       2005-KS5
2004-QWH5                2004-WH19                       2005-KS6
2004-QWH6                2004-WH20                       2005-KS7
2004-RP1                 2004=WH21                       2005-KS8
2004-RS1                 2004-WH22                       2005-KS9
2004-RS2                 2004-WH24                       2005-KS10
2004-RS3                 BSSP 2004-KS10A                 2005-KS11
2004-RS4                 BSSP 2004-KS10B                 2005-NM2
2004-RS5                 NIM 2004-NT1                    2005-NM4
2004-RS6                 NIM 2004-NT2                    2005-NM5
2004-RS7                 NIM 2004-NT3                    2005-NWH1
2004-RS8                 NIM 2004-NT4                    2005-NWH2
2004-RS9                 NIM 2004-NT5                    2005-POWH2
2004-RS10                NIM 2004-NT6                    2005-POWH3
2004-RS11                NIM 2004-NT7                    2005-QA1
2004-RS12                NIM 2004-NT8                    2005-QA2
2004-RZ1                 NIM 2004-NT11                   2005-QA3
2004-RZ2                 NIM 2004-NT12                   2005-QA4
2004-RZ3                                                 2005-QA5
2004-RZ4                2005 Series                      2005-QA6
2004-S1                                                  2005-QA7
2004-S2                 2005-AHL1                        2005-QA8

(page)


Residential Funding Corporation
December 31, 2005 Exhibit 2

2005 Series (cont.)      2005 Series (cont.)

2005-QA9                 2005-SA1
2005-QA10                2005-SA2
2005-QA11                2005-SA3
2005-QAl2                2005-SA4
2005-QO1                 2005-SA5
2005-Q02                 2005-SL1
2005-Q03                 2005-SL2
2005-Q04                 2005-SP1
2005-QR1                 2005-SP2
2005-QS1                 2005-WH1
2005-QS2                 2005-WH3
2005-QS3                 2005-WH4
2005-QS4                 2005-WH6
2005-QS5                 2005-WH8
2005-QS6                 2005-WH9
2005-QS7                 2005-WH10
2005-QS8                 2005-WH11
2005-QS9                 2005-WH12
2005-QS10                2005-WH13
2005-QS11                2005-WH15
2005-QS12                2005-WH16
2005-QS13                2005-WH18
2005-QS14                2005-WH19
2005-QS15                2005-WH20
2005-QS16                2005-WH21
2005-QWH1                2005-WH23
2005-QWH2                2005-WH24
2005-QWH7                2005-WH25A
2005-QWH8                2005-WH25B
2005-QWH12               2005-WH26
2005-RP1                 2005-WH27
2005-RP2                 2005-WH28A
2005-RP3                 2005-WH28B
2005-RS1                 2005-W H29
2005-RS2                 2005-W H30
2005-RS3                 GCM Residual Facility
2005-RS4                 NIM 2005-NM3
2005-RS5                 NIM 2005-NS1
2005-RS6                 NIM 2005-NT1
2005-RS7                 NIM 2005-NT2
2005-RS8                 NIM 2005-NTR1
2005-RS9                 NIM ABSC (2005-KS4)
2005-RZ1                 NIM SB Finance 2005-KS6
2005-RZ2                 NIM Soundview (2005-KS3)
2005-RZ3
2005-RZ4
2005-S1
2005-S2
2005-S3
2005-S4
2005-S5
2005-S6
2005-S7
2005-S8





  EX-99.2 (e)
(logo) SUNTRUST MORTGAGE


SunTrust Mortgage
901 Semmes Avenue
Richmond, Virginia 23224

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


February 21, 2006

As of and for the year ended December 31, 2005, SunTrust Mortgage, Inc. and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a SunTrust Banks, Inc. and subsidiaries fidelity bond and errors and omissions policy in the amount of $150 million.


/s/ Sterling Edmunds Jr.
Sterling Edmunds, Jr.
Chairman, Chief Executive Officer

/s/ Marvin L. Watts
Marvin L. Watts
Executive Vice President, Executive Servicing &
Operations Manager

/s/ John R Purcell Jr.
John R. Purcell, Jr.
Loan Servicing Manager





  EX-99.2 (f)
Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Bank and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


By: /s/ Steve Rotella
Steve Rotella
President and Chief Operating Officer

By: /s/ David Schneider
David Schneider
Executive Vice President
Home Loans

By: /s/ John Berens
John Berens
Senior Vice President
Home Loans - Loan Servicing

March 10, 2006


1201 3rd Avenue
Seattle, WA 98101


(page)


WASHINGTON MUTUAL BANK AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate

    * be prepared within forty-five (45) calendar days after the cutoff date

    * be reviewed and approved by someone other than the person who prepared the reconciliation

    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


-3-


(page)


 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-4-





  EX-99.2 (g)
(logo) WELLS  HOME
       FARGO  MORTGAGE

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.



/s/ Michael J. Heid                 February 21, 2006
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel               February 21, 2006
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin                     February 21, 2006
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Cara K. Heiden
Cara K. Heiden, division President, Nat'l Consumer & Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  EX-99.3 (a)
(logo)GMAC Mortgage


February 28, 2006



WELLS FARGO BANK
SERVICER OVERSIGHT GROUP
9062 OLD ANNAPOLS ROAD
COLUMBIA, MD 21045



Re: Annual Officers Statement of Compliance
Year Ending 2005
GMACM Investor Agreement # 41522 BAFC 05-8



GMAC Mortgage Corporation ("GMACM") hereby certifies to the best of our knowledge and belief, that for the calendar year 2005:

1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made under such Officer's supervision.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under this Agreement for such year.
3. GMACM is currently an approved FNMA and FHLMC Servicer in good standing.
4. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
5. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
6. All property inspections have been completed as required.
7. Compliance relative to Adjustable Rate Mortgages has been met.
8. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.




Servicer: GMAC Mortgage Corporation

By:/s/Michael Kacergis

Name: Michael Kacergis

Title: Manager
Enterprise Risk Management
Enterprise Servicing Group Risk and Compliance


GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044





  EX-99.3 (b)
Exhibit "A"


Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.




Certified By:
/s/ T. Jackson Case Jr.



Executive VP
Title

March 2, 2006
Date





  EX-99.3 (c)
PHH Mortgage

4001 Leadenhall Road
Mt. Laurel, NJ 08054


(logo)PHH

February 28, 2006

WELLS FARGO BANK NA
Compliance Department
9062 Old Annapolis Rd.
Columbia, MD 21045-1951


RE: Annual Statement as to Compliance

Investor number: 971-001 Deal name (if applicable): BAFC 2005-08


Dear Investor, Master Servicer or Trustee,

The undersigned officer certifies the following for PHH Mortgage Corp. f/k/a Cendant Mortgage Corp., for the 2005 calendar year. To the best of our knowledge:

a) The activities and performances of the Servicer during the preceding Fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide for the deal listed above, and to the best of my knowledge the Servicer has fulfilled all of its duties, responsibilities or obligations under this Agreement throughout such year, or if there has been default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to WELLS FARGO BANK NA;
b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing;
c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;
d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;
e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to WELLS FARGO BANK NA;
f) All Custodial Accounts have been reconciled and are properly funded; and
g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified by

/s/ Jack Webb
Jack Webb
Assistant Vice President

Date: February 28, 2006





  EX-99.3 (d)
GMAC RFC




2005 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE


Pursuant to the governing documents including, but not limited to various Pooling and Servicing Agreements, Indentures, Trust Agreements and Sales and Servicing Agreements ("the Agreements"), where Residential Funding Corporation ("the Company") has been appointed Master Servicer or Servicer, and an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Managing Director and Director of Residential Funding Corporation, hereby certify that:


(i) a review of the activities of the Master Servicer during the proceeding calendar year has been conducted, and the performance of the duties outlined in the agreements has been made under the undersigned officers supervision; and


(ii) To the best of the undersigned officers knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled its obligations relating to the Agreements in all material respects throughout such year; and


(iii) To the best of the undersigned officers knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled its obligations relating to the Agreements in all material respects throughout such year; and


(iv) To the best of the undersigned officers knowledge each Subservicer has fulfilled its obligations under the servicing agreement with respect to Section 6050H, 6050J and 6050P of the Internal Revenue Code with respect to the reporting of foreclosures and abandonment of Mortgage Properties.



Dated: March 15, 2006


/s/Barbara Wendt
Barbara Wendt
Managing Director, Master Servicing



/s/Darsi Meyer
Darsi Meyer
Director, Securities Administration






GMAC-RFC
2255 North Ontario Street Suite 400 Burbank, CA 91504
818.260.1400 gmacrfc.com





  EX-99.3 (e)
(logo)
SUNTRUST
MORTGAGE

Exhibit "A"

SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1.800.634.7928
www.suntrustmortgage.com


Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified  by:
/s/ Annette Holman-Foreman
Officer Annette Holman-Foreman

Vice President
Title

February 24, 2006
Date





  EX-99.3 (f)
OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE


Reference is hereby made to Banc of America Funding 2005-2 Trust, Banc of America Funding 2005-3, Banc of America Funding 2005-4, Banc of America Funding 2005-5, Banc of America Funding 2005-6 and Banc of America Funding 2005-8 Trust (the "Securitizations"). Washington Mutual Bank, FA (the "Servicer") services mortgage loans in connection with the Securitization (the "Mortgage Loans") pursuant to the terms of that certain Amended and Restated Servicing Agreement, dated as of July 1, 2003 between Washington Mutual Bank, FA (the "Servicer") and Banc of America Mortgage Capital Corporation and Bank of America, National Association (as from time to time amended or replaced by a reconstituted servicing or other successor servicing agreement, the "Servicing Agreement").

I, Henry J. Berens, an authorized officer of the Servicer, certify for the benefit of the Master Servicer and the Trustee with respect to the calendar year immediately preceding the date of this Officer's Certificate (the "Relevant Year"), as follows:

1. A review of the activities of the Servicer during the Relevant Year and of performance under the Servicing Agreement has been made under my supervision;

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the Relevant Year;

DATED as of March 15, 2006.




/s/Henry J Berens

Name: Henry. J. Berens





  EX-99.3 (g)
(logo) WELLS  HOME
       FARGO  MORTGAGE


Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


February 24, 2006


Re: 2005 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2005:

  1. All real estate taxes, bonds assessments and other lienable items have been paid.

  2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

  3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

  4. We have made all property inspections as required.

  5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

  6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Home Mortgage


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  EX-99.3 (h)
(logo)WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax


Wells Fargo Bank, N.A.


March 01, 2006


Wells Fargo Bank, NA
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Trust Review


RE: Annual Statement As To Compliance for Banc of America Funding Corporation, Mortgage Pass-Through Certificates Series 2005-8


Per Section 3.19 of the Pooling and Servicing Agreement, dated as of December 29,2005 the undersigned Officer of Wells Fargo Bank, N.A. Master Servicer hereby certifies the following for the 2005 calendar year or portion thereof:


(a) That a review of the activities of Wells Fargo Bank , N.A. during the preceding year or portion thereof and of its performance under this Agreement has been made under the supervision of the undersigned;


(b) That to the best of such Officer's knowledge, based on such review, Wells Fargo Bank , N.A has fulfilled all of its obligations under the Agreement throughout such period.


Certified By:
/s/Christopher C. Regnier
Christopher C. Regnier, Vice President

Certified By:
/s/Reid Denny
Reid Denny, Assistant Secretary



rpt_mm-2-1 a

  EX-99.4

           No distributions to Certificateholders were made during the fiscal period covered by this report.